Form 10-Q
period 2008-09-30
New Millennium Products
filed 2008-11-14
CIK 1436083

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarterly period ended September 30, 2008

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

            Commission File Number 333-152678

NEW MILLENNIUM PRODUCTS

(Exact Name of small business issuer as specified in its charter)

     Wyoming                                                                                                                     26-0846965

(State or other Jurisdiction of                                                                                                            I.R.S. Employer Identification No.)

Incorporation or Organization

300 Market Street, Suite 130-13, Chapel Hill, North Carolina                                                                                           27516

(Address of Principal Executive Offices)                                                                                                                                 (Zip Code)

(919) 370-4408

(Issuer's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.   Yes  X      No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]   No  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer __	Non-accelerated filer __	Smaller reporting company X
(Do not check if a smaller reporting company)

            Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, no par value                                                                                              10,800,000

Title of Class                                                                                                                                  Number of Shares outstanding

                                                                                                                                                                          at November 13, 2008

NEW MILLENNIUM PRODUCTS

[A Development Stage Company]

BALANCE SHEETS

ASSETS

                                                                                                         (Unaudited)

                                                                                                        September 30,            March 31,

                                                                                                               2008                        2008

Current assets:

         Cash                                                                                      $               3,946      $                 481

               Total current assets                                                                           3,946                         481

Total assets                                                                                     $               3,946      $                 481

LIABILITIES AND STOCKHOLDERS’ (EQUITY)

Current liabilities:

         Accounts payable-related party                                               $               1,735      $                    --

               Total liabilities                                                                                   1,735                            --

STOCKHOLDERS' DEFICIT:

         Preferred Stock, no par value, unlimited

               number of shares authorized,

               no shares issued and

               outstanding                                                                                            --                            --

         Common stock, no par value, unlimited

               number of shares authorized,

               10,800,000 and 10,000,000 shares issued and

               outstanding                                                                                       5,250                         750

         Subscription receivable                                                                            (500)                            --

         Deficit accumulated during

               development stage                                                                          (2,539)                      (269)

Total stockholders' equity (deficit)                                                                    2,211                         481

Total liabilities and stockholders’ equity                                             $               3,946      $                 481

The accompanying notes are an integral part of this financial statement.

NEW MILLENNIUM PRODUCTS

[A Development Stage Company]

STATEMENT OF OPERATIONS

From Inception (August 22, 2007) to September 30, 2008

and unaudited SIX AND Three Months Ended SEPTEMBER 30, 2008

                                                                                                                                           (Unaudited)                      (Unaudited)

                                                                                                             Inception                     Inception                         Inception

                                                               (Unaudited)                          (Unaudited)             (August 22, 2007)      (Aug. 22, 2007)

                                                          Six Months Ended              Three Months Ended                  to                                     to

                                                June 30, 2008                      June 30, 2008         September 30, 2007      Sept. 30, 2008

REVENUE                 $                          --          $                              --    $                          --         $                           --

EXPENSES

General and

 Administrative:                                2,270                                      770                                  269                           2,539

Total Expenses                                2,270                                      770                                   269                           2,539

NET LOSS                                  (2,270)                                   (770)                                 (269)    $                   (2,539)

Basic loss per

common share                                  (.00)                                    (.00)                                (.00)

Basic weighted average number of

    common shares

 outstanding                           10,004,396                          10,008,889                      10,000,000

The accompanying notes are an integral part of this financial statement.

NEW MILLENNIUM PRODUCTS

[A Development Stage Company]

STATEMENT OF CASH FLOWS

FROM INCEPTION (AUGUST 22, 2007) to SEPTEMBER 30, 2008 (UNAUDITED),

THE UNAUDITED SIX MONTHS ENDED SEPTEMBER 30, 2008, AND THE UNAUDITED PERIOD INCEPTION (AUGUST 22, 2007) TO SEPTEMBER 30, 2007

                                                                                    (Unaudited)                         Inception                   Inception

                                                                                     Six Months                  (August 22, 2007)    (August 22, 2007)

                                                                                        Ended                                     to                                to

                                                                                     June 30, 2008               September 30, 2007   September 30, 2008

Cash Flows from Operating Activities:

 Net loss                                                             $                     (2,270)       $                          (770)     $                     (2,539)

      Adjustments to reconcile net loss to net cash used

            by operating activities:

Changes in operating assets and liabilities                                            --                                         --                                     --

Increase (decrease) in prepaid expenses                                             --                                         --                                     --

Increase in accounts payable                                                              --                                         --                                     --

Increase in accounts payable-related party                                    1,735                                         --                               1,735

        Net cash used by operating activities                                      (535)                                    (269)                               (804)

Cash Flows from Financing Activities:

Proceeds from sale of common stock                                            4,000                                      500                                4500

Shares issued for incorporation costs                                                   --                                      250                                  250

  Net cash provided by financing activities                                       4,000                                      750                               4,750

Net Increase in Cash                                                                      3,465                                      481                               3,946

Cash at Beginning of Period                                                               481                                         --                                     --

Cash at End of Period                                          $                         3,946        $                            481    $                         3,946

Supplemental Disclosures of Cash Flow Information:

         Cash paid during the period for:

        Interest                                                          $                               --       $                               --        $                             --

        Income taxes                                                 $                                --      $                                --        $                            --

Supplemental Schedule of Non-cash Investing and Financing Activities:

None

The accompanying notes are an integral part of this financial statement.

NEW MILLENNIUM PRODUCTS

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

            As of and for the three and six months ended September 30, 2008, the period inception (August 22, 2007) to September 30, 2007, and the period inception (August 22, 2007) to September 30 , 2008.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – New Millennium Products (the “Company”) was organized under the laws of the State of Wyoming on August 22, 2007. The Company is developing products for restoration and rejuvenation of hair, skin, leather and fur.  The Company has not yet generated any revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the notes to financial statements thereto included in the audit for the year ended March 31, 2008 including in the Company’s  Registration Statement on Form S-1, file number 333-152678.  The results of operations for the periods ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

Fiscal Year - The Company’s fiscal year-end is March 31.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Advertising Costs - Advertising costs are charged to operations when incurred.  The Company has not yet incurred any advertising costs.

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 2].  The Company accounts for its plan under the recognition and measurement principles of SFAS 123R, “Share Based Payment” and related Interpretations.  The Company has not issued any stock options or warrants.

Organization Costs - Organization costs, which reflect amounts expended as of December 31, 2007, were expensed as incurred.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” [See Note 3].

NEW MILLENNIUM PRODUCTS

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 6].

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimated.

Recently Enacted Accounting Standards –

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (“IASB”). FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, acquisition costs, intellectual property, research and development, and restructuring costs. FAS 160 establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company is currently evaluating the impact of adopting FAS 141R and FAS 160 on its Consolidated Financial Statements which are effective for the Company at the beginning of its fiscal year 2010.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires enhanced disclosures about a company’s derivative and hedging activities. The Company currently is evaluating the impact of the adoption of the enhanced disclosures required by FAS 161 which is effective for the Company at the beginning of its fiscal year 2010.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. FAS 162 is effective 60 days following SEC approval of the Public

NEW MILLENNIUM PRODUCTS

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of adopting FAS 162, on its Consolidated Financial Statement

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities.  This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

NOTE 2  - CAPITAL STOCK

Common Stock - The Company has authorized an unlimited number of shares of no par value common stock and preferred stock.  In October 2007, in connection with its organization, the Company issued 9,000,000 shares common stock for cash of $500 to one individual who is an officers/shareholder of the Company, and issued 1,000,000 shares to the officer/shareholder’s brother for incorporation expenses of $250 advanced by him. In September 2008, the Company issued 800,000 shares of common stock for cash of $3,500 and subscription receivable of $500. A related party provided a legal opinion in connection with a registration statement for a cost of $500. This amount was treated as a contribution to capital and is included in common stock.

Stock Option Plan - In October 2007, the Board of Directors adopted and the stockholders at that time approved the 2007 Stock Option Plan (“the Plan”).  The Plan provides for the granting of qualified and non-qualified stock options to purchase up to 1,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company.  Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors.  The Plan limits awards to directors, officers and employees to $100,000 of compensation per year.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price if the option holder owns at least 10% of the common stock of the Company.  At March 31, 2008 and June 30, 2008, no awards had been made and total awards available to be granted from the Plan amounted to 1,000,000 shares.

NOTE 3 - INCOME TAXES

At March 31, 2008 and September  30, 2008, the Company’s federal net operating loss carryforwards were approximately $269 and $2,539 for which an allowance has been recorded for the full amount due to the uncertainty of realizability.  The Company had a provision for (benefit from) income taxes of $0 for the period from August 22, 2007 through September 30, 2008  and for the three and six  months ended September 30, 2008.

NEW MILLENNIUM PRODUCTS

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

The Financial Accounting Standards Board has published FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.  To the extent interest and penalties would be assessed by taxing authorities of any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations FIN 48 will apply to fiscal years beginning, after December 15, 2007, with earlier adoption permitted.  The Company has completed its evaluation of the effects of FIN 48 and has concluded that the adoption of FIN 48 did not impact the financial statements for the period ended March 31, 2008.

NOTE 4 – RELATED PARTY TRANSACTIONS

An officer and shareholder of the Company is providing a nominal amount of office space to the Company at no cost. This shareholder paid $1,500 of expenses on behalf of the Company in the three months ended June 30, 2008. Another shareholder paid $235 on behalf of the Company in the three months ended September 30, 2008. These advances are repayable on demand and do not bear interest.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations.  At March 31, 2008 and June 30, 2008, the Company had an accumulated deficit during development stage of $269 and $1,769.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 – NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Shares (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of share of common stock outstanding during the period. The

  NEW MILLENNIUM PRODUCTS
  [A Development Stage Company]
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from Inception (August 22, 2007) through September 30, 2008 and 2007 and the three and six month ended September 30, 2008, the Company had no potentially dilutive securities.

NOTE 7 – LITIGATION

As of March 31, 2008 and September  30, 2008, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

Item 2       MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            We have not received revenues from operations through September 30, 2008.  Until we receive funding from outside sources, such as debt or equity financing, our operations will be limited by the financial resources that can be provided by officer’s personal loans.

            New Millennium Products will require approximately $300,000 in cash over the next twelve months to effect is business plan.  We expect to obtain this cash from the proceeds of one or more private or public offerings, or from loans from our officer or other shareholders. Our officer, Learned  J. Hand,  has agreed to loan up to $300,000 . We do not expect to carry out any private or public offerings until such time as our common stock is publicly listed. Therefore, our officer will likely be providing all required funds until that time.  Any funds will be loaned at a rate of 8% interest and will be repayable out of the proceeds of any offering.

            The following sets forth the approximately amounts needed for each category of expenses:

            Marketing, advertising and promotion                              $                 120,000

            Product development                                                                        100,000

            General and administrative expenses                                                    80,000

                Total                                                                         $                 300,000

            New Millennium Products intends to follow these milestones in developing its business over the next 12 months. Delays in implementation of our 12-month business plan may arise due to our lack of experience in operating a consumer care products company or our lack of in house personnel.

            Product development will be primarily conducted by independent contractor scientific personnel, and will be oriented toward determining the most cost effective means of manufacturing our products in commercial quantities. We also will be developing the carrier base for our formulation. For example, for a face cream, the formulation could be mixed with natural oils, glycerin and/or emulsifiers and with a light fragrance.  We have not entered into any agreements with any specific scientific personnel.  New Millennium Products is located in Chapel Hill, North Carolina, the home of the University of North Carolina – Chapel Hill. The Chapel Hill area enjoys a large base of scientific personnel who can assist us in our scientific needs. We have identified qualified scientists and technicians, but these individuals will not be available (due to existing commitments) until the fall of 2008. The initial product development phase of our business will be complete, we believe, by the end of calendar 2008, and we intend to have a product ready for test marketing by early 2009.

            Marketing, advertising and promotion can begin in the first quarter of 2009. Initially we will be test marketing in regional markets. These costs will include preliminary packaging design, promotional events and trade show presentations. If our preliminary products are accepted, or if they are acceptable subject to the modifications developed in test marketing, we then will be able to finalize final design of our products.  We intend to then (beginning in the second half of calendar 2009) market primarily through infomercials and direct marketing (mail or internet advertising).

General and Administrative Expenses, consisting of salaries ($3,000), legal (about $500), accounting ($1,000) and office expenses ($2,000) will commence to be expended commencing in September  2008 at about $6,500 per month.  (All these amounts are estimates.) The officer is deferring salary at this time. We intend to hire a Chief Operating Officer in North Carolina as soon as possible, and will also hire part time clerical help.

            We do not have any agreements or understandings with respect to sources of capital other than the proposed loan by our officer.  We have not identified any potential sources.  We probably will need to raise additional funds at the end of 12 months. Our plan is to carry out an offering as soon as we can obtain a trading symbol.

            Information included in this prospectus includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this prospectus constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

            Since we have not yet generated any revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7.  Our activities to date have been limited to seeking capital; investigation of potential manufacturing costs, and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

            Our future operating results are subject to many facilities, including:

            o     our success in developing our products and in marketing them;

            o     our ability to attract qualified scientific and managerial personnel

            o     the effects of competition from other rejuvenation products;

            o     our ability to obtain additional financing; and

            o     other risks which we identify in future filings with the SEC.

            Any or all of our forward looking statements in this annual report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this prospectus.

Critical Accounting Policies

            Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

            The accounting policies that we follow are set forth in Note 1 to our financial statements. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Recently Enacted Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (“IASB”). FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, acquisition costs, intellectual property, research and development, and restructuring costs. FAS 160 establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company is currently evaluating the impact of adopting FAS 141R and FAS 160 on its Consolidated Financial Statements which are effective for the Company at the beginning of its fiscal year 2010.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires enhanced disclosures about a company’s derivative and hedging activities. The Company currently is evaluating the impact of the adoption of the enhanced disclosures required by FAS 161 which is effective for the Company at the beginning of its fiscal year 2010.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of adopting FAS 162, on its Consolidated Financial Statements

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities.  This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk.   As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T.           Controls and Procedures.   Disclosure Controls and Procedures Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2008. , Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

  Item 1. LEGAL PROCEEDINGS - None

  Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – All have been reported in prior filings.

  Item 3. DEFAULTS UPON SENIOR SECURITIES - None

  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

  Item 5. OTHER INFORMATION - None

  Item 6. EXHIBITS

  31. Certification, Learned J. Hand, CEO and CFO.
  32. Certification pursuant to 18 U.S.C. Section 1350 of Learned J. Hand

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    NEW MILLENNIUM PRODUCTS

Date:       November 13, 2008                                        By:/s/ Learned J. Hand

                                                                                      Learned J. Hand
                                                                                      Chief Executive and Financial Officer
                                                                                      (chief financial officer
                                                                                      and accounting officer and
                                                                                      duly authorized officer)