Form 10-Q
period 2008-12-31
New Millennium Products
filed 2009-02-09
CIK 1436083

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarterly period ended December 31, 2008

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

Large accelerated filer ?	Accelerated filer ?	Non-accelerated filer ?	Smaller reporting company ?X
(Do not check if a smaller reporting company)

            Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, no par value                                                                                              10,800,000

Title of Class                                                                                                                                  Number of Shares outstanding

                                                                                                                                                                             at February 9, 2009

NEW MILLENNIUM PRODUCTS

[A Development Stage Company]

BALANCE SHEETS

ASSETS

                                                                                                         (Unaudited)

                                                                                                        December 31,            March 31,

                                                                                                               2008                        2008

Current assets:

         Cash                                                                                      $               3,946      $                 481

               Total current assets                                                                          3,946                         481

Total assets                                                                                     $               3,946      $                 481

LIABILITIES AND STOCKHOLDERS’ (EQUITY)

Current liabilities:

         Accounts payable                                                                   $                 250      $                    --

         Accounts payable-related party                                               $               1,735      $                    --

               Total liabilities                                                                                   1,985                            --

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

               10,800,000 and 10,000,000 shares issued and

               outstanding                                                                                       5,250                         750

         Subscription receivable                                                                            (500)                            --

         Deficit accumulated during

               development stage                                                                          (2,789)                      (269)

Total stockholders' equity (deficit)                                                                    1,961                         481

Total liabilities and stockholders’ equity                                             $               3,946      $                 481

The accompanying notes are an integral part of this financial statement.

NEW MILLENNIUM PRODUCTS

[A Development Stage Company]

STATEMENT OF OPERATIONS

From Inception (August 22, 2007) to DECEMBER 31, 2008

and unaudited NINE AND Three Months Ended DECEMBER 31, 2008

                                                                                                                                               (Unaudited)                      (Unaudited)

                                                                                                             Inception                     Inception                         Inception

                                                               (Unaudited)                          (Unaudited)             (August 22, 2007)            (August 22, 2000)

                                                         Nine Months Ended            Three Months Ended                  to                                     to

                                                        December 31, 2008              December 31, 2008     December 31, 2007         December 31, 2008

REVENUE                                       $                          --         $                              --     $                               --     $                          --

EXPENSES

    General and Administrative:                                2,520                                      250                                  269                           2,789

     Total Expenses                                                 2,520                                       250                                 269                            2,789

NET LOSS                                                           (2,520)                                    (250)                              (269)     $                   (2,789)

Basic loss per common share                                    (.00)                                    (.00)                                (.00)

Basic weighted average number of

    common shares outstanding                       10,269,597                          10,800,000                      10,000,000

The accompanying notes are an integral part of this financial statement.

NEW MILLENNIUM PRODUCTS

[A Development Stage Company]

STATEMENT OF CASH FLOWS

FROM INCEPTION (AUGUST 22, 2007) to DECEMBER 31, 2008 (UNAUDITED),

THE UNAUDITED SIX MONTHS ENDED DECEMBER 31, 2008, AND THE UNAUDITED PERIOD INCEPTION (AUGUST 22, 2007) TO

DECEMBER 31, 2008

                                                                                                                 (Unaudited)                         Inception                   Inception

                                                                                                                Nine Months                (August 22, 2007)    (August 22, 2007)

                                                                                                                      Ended                                     to                                to

                                                                                                            December 31, 2008            December 31, 2007    December 31, 2008

Cash Flows from Operating Activities:

 Net loss                                                                                                        $        (2,520)                          $    (770)             $                (2,789)

Adjustments to reconcile net loss to net cash used

     by operating activities:

Changes in operating assets and liabilities                                                               --                                         --                                     --

Increase (decrease) in prepaid expenses                                                                   --                                         --                                     --

Increase in accounts payable                                                                                  250                                         --                                  250

Increase in accounts payable-related party                                                        1,735                                         --                               1,735

    Net cash used by operating activities                                                              (535)                                   (269)                                  (804)

Cash Flows from Financing Activities:

Proceeds from sale of common stock                                                                  4,000                                      500                                4500

Shares issued for incorporation costs                                                                       --                                      250                                  250

Net cash provided by financing activities                                                                --                                       750                               4,750

Net Increase in Cash                                                                                              3,465                                      481                               3,946

Cash at Beginning of Period                                                                                    481                                         --                                     --

Cash at End of Period                                                                  $                         3,946        $                            481    $                         3,946

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:

        Interest                                                                                $                               --         $                               --        $                             --

        Income taxes                                                                      $                                --         $                               --        $                             --

Supplemental Schedule of Non-cash Investing and Financing Activities:

None

The accompanying notes are an integral part of this financial statement.

NEW MILLENNIUM PRODUCTS

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

            As of and for the three and nine months ended December 31, 2008, the period inception (August 22, 2007) to December 31, 2007, and the period inception (August 22, 2007) to December 31, 2008.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the notes to financial statements thereto included in the audit for the year ended March 31, 2008 included in the Company’s Registration Statement on Form S-1, file number 333-152678.  The results of operations for the periods ended December 31, 2008 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - INCOME TAXES

At March 31, 2008 and December 31, 2008, the Company’s federal net operating loss carryforwards were approximately $269 and $2,789 for which an allowance has been recorded for the full amount due to the uncertainty of realizability.  The Company had a provision for (benefit from) income taxes of $0 for

NEW MILLENNIUM PRODUCTS

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

the period from August 22, 2007 through December 31, 2008  and for the three and nine  months ended December 31, 2008.

The Financial Accounting Standards Board has published FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.  To the extent interest and penalties would be assessed by taxing authorities of any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations FIN 48 will apply to fiscal years beginning, after December 15, 2007, with earlier adoption permitted.  The Company has completed its evaluation of the effects of FIN 48 and has concluded that the adoption of FIN 48 did not impact the financial statements for the period ended December 31, 2008.

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

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations.  At March 31, 2008 and December 31, 2008, the Company had an accumulated deficit during development stage of $269 and $2,789.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 – NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Shares (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of share of common stock outstanding during the period. The

NEW MILLENNIUM PRODUCTS

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from Inception (August 22, 2007) through December 31, 2008 and 2007 and the three and nine month ended December 31, 2008, the Company had no potentially dilutive securities.

NOTE 7 – LITIGATION

As of March 31, 2008 and December 31, 2008, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

Item 2       MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            We have not received revenues from operations through December 31, 2008.  Until we receive funding from outside sources, such as debt or equity financing, our operations will be limited by the financial resources that can be provided by officer’s personal loans.

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

            Product development will be primarily conducted by independent contractor scientific personnel, and will be oriented toward determining the most cost effective means of manufacturing our products in commercial quantities. We also will be developing the carrier base for our formulation. For example, for a face cream, the formulation could be mixed with natural oils, glycerin and/or emulsifiers and with a light fragrance.  We have not entered into any agreements with any specific scientific personnel.  New Millennium Products is located in Chapel Hill, North Carolina, the home of the University of North Carolina – Chapel Hill. The Chapel Hill area enjoys a large base of scientific personnel who can assist us in our scientific needs. We have identified qualified scientists and technicians, but these individuals will not be available (due to existing commitments) until the fall of 2008. The initial product development phase of our business will be complete, we believe, by June 2009, and we intend to have a product ready for test marketing by late 2009.

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

            o     our ability to attract qualified scientific and managerial personnel;

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

Item 4T.           Controls and Procedures.   Disclosure Controls and Procedures Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

                                                                                    NEW MILLENNIUM PRODUCTS

Date:       February 9, 2009                                            By:/s/ Learned J. Hand

                                                                                    Learned J. Hand

                                                                                    Chief Executive and Financial Officer

                                                                                    (chief financial officer

                                                                                    and accounting officer and

                                                                                    duly authorized officer)

