Form 10-K
period 2009-03-31
New Millennium Products
filed 2009-07-20
CIK 1436083

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended March 31, 2009

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities and  Exchange Act of 1934 For the transition period from  __________to _________

Commission File Number 333-152678

NEW MILLENNIUM PRODUCTS

 (Exact name of registrant as specified  in its charter)

Wyoming

20-0846965

(State or other jurisdiction of

(IRS Employer Identi-

 incorporation or organization)

fication No.)

300 Market Street, Suite 130-13, Chapel Hill, NC

27516

(Address of principal executive offices)

(Zip Code)

Issuer's telephone number: (919) 370-4408

Securities registered pursuant to Section 12(b)of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check  whether the issuer (1) has filed all  reports  required to be filed by Section 13 or 15(d) of the Exchange  Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been  subject to such filing  requirements  for the past 90 days. Yes [  X  ]      No

Check if there is no disclosure of delinquent filers in response  to Item 405 of Regulation  S-K is not contained in this form, and no disclosure  will be contained, to the best of registrant's  knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KS or any amendment to this Form 10-K. [  X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ]   Accelerated filer [ ] Non-accelerated filer [ ] Small reporting company [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [    ]    No  [  X  ]

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2009 was not determinable because the common stock did not trade.

The number of shares outstanding of the issuer's classes of Common Stock as of  June 15, 2009:

Common Stock, no Par Value –

10,800,000  Shares

0

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

        We have made forward-looking statements in this Annual Report on Form 10-K, including in the sections entitled "Description of Business," "Risk Factors,"  and "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "should," or the negative of these terms or similar expressions.

        Forward-looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this report except as required by law.

PART I

Item 1.

BUSINESS

When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. New Millennium Products expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K.

Background

We were incorporated in Wyoming on August 22, 2007 to develop and market consumer products. For our first offering of products, we intend to use a chemical formulation developed by management applicable to restoration and rejuvenation of hair, skin, leather and fur. The formulation is currently protected only by trade secret and is not patented. We have not yet determined whether patent protection is appropriate.  Since incorporation we have been developing our business plan and have been investigating the commercial manufacture of the chemical formulations. Our plan is, by the end of calendar 2008, to  identify the most efficient way to manufacture the formulation. In early 2009 we hope to: obtain one or more contract manufacturers; design packaging; and engage in test marketing. We hope to market our proposed products initially through infomercials and direct marketing commencing in the second half of  2009.

General

The two markets for our formulations are for  hair and skin (the so-called “cosmeceuticals” market) and for leather or fur. Hair and skin are both part of the epidermis, the largest organ in the human body. Both are subject to the same environmental stresses. Leather and fur are simply the preserved, non-living counterparts of skin and hair, and subject to degradation in quality. The consumer product will be obviously quite different for the two markets, as will our marketing. However, the active ingredients in these products will work under the same scientific principles.

Most cosmeceuticals consist of one or more active ingredients combined with oils, glycerin or other compounds as a carrier together with emulsifiers, exfoliants, perfumes and thickeners. Common ingredients which have a scientific basis for skin restoration include anti-oxidants such as alpha lipoic acid, green tea, and Retinol. Antioxidants neutralize free radicals, which break down skin cells and cause wrinkles.  Other ingredients in cosmeceuticals can hydrate the skin and improve feel and appearance. In management’s opinion, however, , most cosmeceutical  ingredients seem to be chosen more for  marketing considerations than any scientific evidence as to their efficacy. For example, our competitors market skin creams featuring carrots, avocados, peaches, honey, and other natural products. We are not aware of any significant body of scientific research to that shows the benefit of these ingredients to human skin. It’s likely there are very few ingredients that have not been tried to rejuvenate skin.   The American public (overwhelmingly women) spends billions of dollars a year on skin care products. A 2004 Fredonia report estimates the US market for cosmeceuticals to attain $11 billion by 2008.  (New Millennium Products has no connection to Fredonia.) The Food and   Drug Administration does not regulate the market for cosmetics, and manufacturer’s claims are not required to be supported by any scientific evidence.

The leather and fur restoration products currently on the market are even less sophisticated and rely on traditional leather care ingredients.

Our product works on the skin by reversing glycation.  Glycation is a scientific term that refers to the coupling of proteins, nucleic acids and lipids caused by interaction with glucose and other sugars. Glycation is observed in foods, for example, in browning as a result of cooking. Heat tends to accelerate chemical reactions, so cooking resulting in rapid glycation of the food’s surface—but a similar process to cooking occurs on skin, hair, leather, and fur, just really slowly. Glycation within the human body is understood  by some scientific studies to be a contributing factor to a host of diseases. Glycation dehydrates the skin, changes its structure, and causes wrinkles because it decreases tissue flexibility.  Our product reverses glycation by uncoupling the cross links, and thereby restores the skin’s flexibility, moisture retaining ability and appearance.  We have not conducted any scientific trials on our products, but may do so in the future. Our belief in the efficacy of our products is based on the scientific basis for the product—in other words, it should work based on the principles of chemistry—and upon internal testing conducted by management or under the supervision of management. We tested old leather and fur, and we observed significant improvement in appearance. The cost of our testing was not material.  We are also developing formula for our own carrier ingredients to include in the various applications.

Marketing.

We have chosen direct marketing, such as infomercials, for our products as we believe it is the quickest way to get our product to market. Because management believes that our products will really work, we believe that word of mouth and anecdotal support will enable us to enter the conventional retail market. The retail market is dominated by the larger cosmetics firms and finding shelf space can be very expensive. New Millennium Products will not have the capital resources to break into the conventional retail market until it has obtained some consumer acceptance.  We also plan to attend  industry trade shows. We are open to a joint marketing agreement or licensing of our product to an established company in the cosmetics business, and believe that the trade show venue could be an effective way of marketing our product on the wholesale level.

Intellectual Property

Our formulations are protected by trade secret. We have not obtained any patent protection on our formulations and we do not currently plan tofile for any patent protection..  We have not trademarked any name for use with respect to our retail products at this time.  We regard our proprietary rights and similar intellectual property as important to our success.  Policing any trade secret or trademark violation, especially outside the United States, could be problematic.   In addition there can be no assurance that other parties will not assert infringement claims against us in the future.  We may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the intellectual property rights of third parties by us.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.  In addition, parties making these claims may be able to obtain an injunction, which could prevent us from operating.  Any of these results could harm our business.

Competition

There are innumerable firms engaged in the leather care and cosmeceuticals business, including several large multinational firms. The industry is characterized by low barriers to entry whilst there is severe competition for retail shelf space. Almost all of our competitors will have greater financial and marketing resources than we do. We hope to compete based on a superior product, although there can be no assurance that our products will be favorably viewed.

Employees; Facilities

We have no employees other than our officer, who provides a limited amount of office space at no cost. We are looking for production and warehousing space in the Chapel Hill, North Carolina area. We believe we will not encounter difficulty in finding appropriate facilities.

Legal Proceedings

New Millennium Products is not a party to any pending legal proceeding.

Item 1A. RISK FACTORS.

Potential investors should consider the following special risk factors which pertain to the Company.

We are still in the development stage.

New Millennium Products's activities have been limited.  We have not received any revenues or income related to our business through March 31, 2009.  Our cumulative losses since inception are $3,039.  There can be no assurance that New Millennium Products will be able to develop and market its products.  New Millennium Products is in need of approximately $300,000 in funding to carry out its business plan for the next 12 months for research and development, marketing costs and general and administrative expenses.  The terms of any offering to raise this capital infusion have not been determined.  The President has agreed to fund up to $300,000 to meet these needs, to be repaid out of any offering. As a result of the significant operating expenses related to start up operations, operating results will be adversely affected if significant sales do not materialize, whether due to competition or otherwise.  There can be no assurance that New Millennium Products will be able to obtain required funding, nor that it will be able to grow in the future or attain profitability.  There can be no assurance that New Millennium Products will be able to implement its business plan in accordance with its internal forecasts or to a level that meets the expectations of investors.

Our chemical formulation is not protected by patents at this time, so others could copy our products.

Our current proposed product is based on a chemical formulation that is not currently patented at this time. We are relying on trade secret protection and this means that, unless we obtain patent protection, that others including competitors may copy our products based on this formulation.  We are reviewing whether our formulation is patentable and whether trade secret protection will be sufficient. Any patent application will require the use of funds we could employ in our business. Even if we obtain patent protection, competitors may still copy our products and we would then have to incur significant costs in patent litigation.  In summary, there exists a level of uncertainty regarding our ability to compete against competitors who copy our products.

If we do not find appropriate personnel for administrative, sales and product development, we will not be able to develop and market our proposed products.

Currently our only employee is our officer and director. This individual, Learned Hand, has no experience in consumer personal care products. In order for New Millennium to succeed, it will be required to locate technical and scientific personnel to complete development of our product, personnel to design packaging and marketing materials, and to locate personnel to assist in marketing and selling the product. New Millennium will also need to build administrative capability to manage billing, purchasing, human resources and other matters. New Millennium may be able to outsource all or part of these activities to outside contractors, but has not identified any specific persons or companies which will enable it to carry out these activities. The costs of personnel or outside contractors may be substantial.

Our auditors have rendered a going concern emphasis opinion on our financial statements.

Our auditors have expressed concern as to the uncertainties in our business which raise substantial doubt about our ability to continue as a going concern.  If our business is ultimately unsuccessful, the assets on our balance sheet could be worth significantly less than their carrying value and the amount available for distribution to stockholders on liquidation would likely be insignificant.

Penny stock rules could make it hard to resell your shares.

New Millennium Products's common stock does not meet the listing requirements for any trading market other than the OTC Bulletin Board, a quotation medium for subscribing members, or the Pink Sheets LLC.  The OTC Bulletin Board and the Pink Sheets LLC may not accept the application of any market maker to initiate quotations in our common stock.  Consequently, the liquidity of New Millennium Products's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of New Millennium Products, and lower prices for New Millennium Products's securities than might otherwise be attained.

In addition, the "penny stock" rules limit trading of securities not traded on NASDAQ or a recognized stock exchange, or securities which do not trade at a price of $5.00 or higher, in that brokers making trades in those securities must make a special suitability determination for purchasers of the security, and obtain the purchaser's written consent prior to purchase.  If our common stock is not listed on NASDAQ or a recognized stock exchange or its trading price is not $5.00 or more these rules may cause many potential purchasers to reconsider their intended purchase of our common stock.  The application of these rules may make it difficult for purchasers in this offering to resell their shares.

Item 1B.  UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

Item 2.

DESCRIPTION OF PROPERTY

Item 3.

LEGAL PROCEEDINGS

Not Applicable.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2009.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Sales of Unregistered Securities.

The Company's Common Stock has never  traded.

As of March 31, 2009 there were approximately 45 record holders of Company common stock. The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

 Report of Offering of Securities and Use of Proceeds Therefrom.

Not Applicable,

Company repurchases of common stock during the year ended March 31, 2009.

There were no Company repurchases of common stock during the year ended March 31, 2009.

Equity Compensation Plans

Equity Compensation Plan Information as of March 31, 2009

Number of Securities

remaining available

(a)

(b)

for future issuance

Number of Securities

Weighted Average

under equity

To be issued upon

exercise price of

compensation plans

exercise of existing

outstanding options,

(excluding Securities

Options, warrants

warrants and

reflected in

Plan Category

and rights

rights

column (a)

Equity compensation

1,000,000

--

1,000,000

Plans approved by

Security holders

Equity compensation

-

 -

-

Plans not approved

By Security holders

Total

1,000,000

1,000,000

The Board of Directors and Majority Shareholders have adopted and approved a stock option plan (the “Plan”) dated the August 22, 2007. The purpose of the Plan is to enable the Company to offer its officers, directors, employees and consultants and advisors performance-based incentives and other equity interests in the Company, thereby attracting, retaining, and rewarding such personnel. There is reserved for issuance under the Plan an aggregate of 1,000,000 shares of Common Stock, and no options have been granted. All of such shares may, but need not, be issued pursuant to the exercise of incentive stock options. Options granted under the Plan may be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options. In addition, awards of or rights to purchase shares of  Common Stock (“Stock Rights”) may be granted under the Plan.

Sales of Unregistered Securities during the year ended March 31, 2009.

The company issued 10,000,000 shares on August 22, 2007 to 2 persons for cash of $500 and payment of incorporation expenses of $250. A  private placement of 800,000 shares at $.005 per share was effected in January  2008 to 40 persons.  No underwriter was involved. The transactions were  exempt under section 4(2) of the Securities Act of 1933 as  not involving any public solicitation or public offering.  All of the purchasers were required to sign letters regarding their investment qualifications and 10 of the purchasers were accredited investors.

Securities and Exchange Commission Rule 15g

Our Company’s shares are covered by Rule 15g of the Securities and Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.”

Change of Control.

There have been no changes of control.

PART III

Item 6.

SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to respond to this item.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We have not received revenues from operations through March 31, 2009.  Until we receive funding from outside sources, such as debt or equity financing, our operations will be limited by the financial resources that can be provided by officer’s personal loans.

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

Information included in this prospectus includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable erminology. The statements in "Risk Factors" and other statements and disclaimers in this prospectus constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

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

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of hese consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The ccounting policies that we follow are set forth in Note 1 to our financial statements. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Recently Enacted Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business ombinations” (“FAS 141R”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (“IASB”). FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, acquisition costs, intellectual property, research and development, and restructuring costs. FAS 160 establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company is currently evaluating the impact of adopting FAS 141R and FAS 160 on its Consolidated Financial Statements which are effective for the Company at the beginning of its fiscal year 2010.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and edging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires enhanced disclosures about a company’s derivative and hedging activities. The Company currently is evaluating the impact of the adoption of the enhanced disclosures required by FAS 161 which is effective for the Company at the beginning of its fiscal year 2010.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of adopting FAS 162, on its Consolidated Financial Statements

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities.  This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those iscal years.  The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

Item 8.

      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                Our financial statements are appended to the end of this report and include the following:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of March 31, 2009 and 2008

Statement of Income for the years ended March 31, 2009 and 2008 and the period inception August 22, 2007) to March 31, 2009

Statement of Cash Flows for the years ended March 31, 2009 and 2008 and the period inception (August 22, 2007) to March 31, 2009

Statement of Stockholders’ Deficit for the period inception (August 22, 2007) to March 31, 2009

Notes to Financial Statements.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9(T).

CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2009, we determined that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B.

OTHER INFORMATION

               Not applicable

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The member of the Board of Directors of New Millennium Products serves until the next annual meeting of stockholders, or until their successors have been elected.  The officer serves at the pleasure of the Board of Directors.  The following are the directors and officers of New Millennium Products.

Mr. Hand, age 50, has been President and Chief Executive Officer of New Millennium Products since its inception on August 22, 2007.  He devotes 80% of his time to New Millennium Products. Mr. Hand has also been Chief Executive officer and a director of Wellstone Filters, Inc. since March 2000 and Acting Chief Financial Officer of Wellstone Filters, Inc. since September, 2006.  Wellstone Filters holds the patented technology for a cigarette filter believed to remove some carcinogens. Wellstone Filters developed and marketed Wellstone brand cigarettes until 2006.  From March 2000 to December 2003 he was employed by Warren Pharmaceuticals, Inc. as its Vice President - Chief Operating Officer. Warren Pharmaceuticals is a privately held biotech company which has developed erythropoietin derivatives to treat strokes, spinal cord injuries, heart attacks, and acute macular edema. From January 2000 to December 2003 he was Executive Director of the Kenneth S. Warren Institute, a non-profit medical research facility.  In 1999 he founded HFC, a private seed venture capital corporation, which has made many internet and biotechnology related investments and was a founder of  Medibuy.com.   From 1994 to 1999, he served as Vice President at Morgan Stanley Dean Witter.  He has a BA cum laude from Amherst College.

Code of Ethics

We have not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations at this time. We intend to adopt a code of ethics before December 31, 2009.

Audit Committee Financial Expert

New Millennium Products does not have an audit committee.  New Millennium Products does not have a financial expert on its audit committee, because of the difficulty encountered by all small public companies in obtaining outside board members.  We cannot predict when, if ever, we will be able to attract a person to the board of directors who is a financial expert.

Item 11. EXECUTIVE COMPENSATION

No compensation, cash or otherwise, has ever been paid to our officer and director. There are no employment agreements.

Option/SAR Grants in Year ended March 31, 2009 to Named Executive Officers

Number of

% of Total

Securities

Options/SARs

Underlying

Granted to Options/SARs

Employees in

Exercise or Base

Expiration

Name

Granted (#)

Fiscal Year

Price ($/Sh)

Date

Learned J. Hand

-

-

-

-

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

Number of

Securities

Value of

Underlying

Unexercised

Unexercised

In-the-Money

Options/SARs at

Options/SARs at

Fiscal Year End

Fiscal

Year End

Shares Acquired

Exercisable/

Exercisable/

Name

on Exercise (#)

Value Realized ($)

Unexercisable

Unexercisable

Learned J. Hand       -

--

      New Millennium Products has no long term incentive plans other than the plan described below.

New Millennium Products, by resolution of its Board of Directors and stockholders, adopted a 2007 Stock Option Plan (the "Plan") on August 22, 2007.   The Plan enables the Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company.

In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees or employees of companies with which we do business become participants in the Plan upon receiving grants in the form of stock options or restricted stock.  A total of 1,000,000 shares are authorized for issuance under the Plan, of which no shares are issued.  The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval.  However, no amendment may change the existing rights of any option holder.

Any shares which are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any option may again be used for awards under the Plan.  However, shares with respect to which a stock appreciation right has been exercised may not again be made subject to an award.

Stock options may be granted as non-qualified stock options or incentive stock options, but incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% shareholder at the time of grant); non-qualified stock options may not be granted at a price less than 85% of fair market value of the stock as of the date of grant.  Restricted stock may not be granted under the Plan in connection with incentive stock options.

Stock options may be exercised during a period of time fixed by the Committee except that no stock option may be exercised more than ten years after the date of grant or three years after death or disability, whichever is later.  In the discretion of the Committee, payment of the purchase price for the shares of stock acquired through the exercise of a stock option may be made in cash, shares of Common Stock or by delivery or recourse promissory notes or a combination of notes, cash and shares of the Company's common stock or a combination thereof.  Incentive stock options may only be issued to directors, officers and employees.

Stock options may be granted under the Plan may include the right to acquire an Accelerated Ownership Non-Qualified Stock Option ("AO").  If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with shares of common stock, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of common stock equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld as payment for withholding taxes.  An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related.

Stock appreciation rights and/or restricted stock may be granted in conjunction with, or may be unrelated to stock options.  A stock appreciation right entitles a participant to receive a payment, in cash or common stock or a combination thereof, in an amount equal to the excess of the fair market value of the stock at the time of exercise over the fair market value as of the date of grant.  Stock appreciation rights may be exercised during a period of time fixed by the Committee not to exceed ten years after the date of grant or three years after death or disability, whichever is later.  Restricted stock requires the recipient to continue in service as an officer, director, employee or consultant for a fixed period of time for ownership of the shares to vest.  If restricted shares or stock appreciation rights are issued in tandem with options, the restricted stock or stock appreciation right is canceled upon exercise of the option and the option will likewise terminate upon vesting of the restricted shares.

Directors currently receive no compensation for their duties as directors.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock as of the date of this report by (i) each person known by New Millennium Products to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of New Millennium Products's directors and executive officers, and (iii) all officers and directors as a group.  Unless otherwise noted below, New Millennium Products believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised. The percentages are based on 170,000,000 shares of Common Stock being outstanding as of March 24, 2009.

Percentage

Name of

Number of

of Outstanding

Stockholder

Shares Owned

Common Stock

Learned Jeremiah Hand(1)

9,000,000

83.3%

Jehu Hand(2)

24351 Pasto Road #B

Dana Point, California 92629                                1,020,000

9.4%

All officers and directors

  as a group (1 person)

9,000,000

83.3%

(1)

The address of this person is c/o the Company.

 Includes

9,000,000 shares held by a family trust. The beneficiaries of this trust are the minor children of Mr. Hand.

(2)

Includes 500,000 shares held by a family limited partnership for which a corporation controlled by Mr. Hand  is general partner. The limited partners are the children of Jehu Hand. Also includes 500,000 shares held by a pension plan of which Mr. Hand is a beneficiary, and 20,000 shares held by Arrakis Financial, Inc.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On incorporation, we issued 9,000,000 shares of common stock for cash of $500 to our officer and director, and ,000,000 shares to the brother of our officer and director (Jehu Hand) for incorporation costs of $250.  This individual transferred 500,000 shares to a family limited partnership.  Jehu Hand also furnished an opinion for our registration statement on Form SB-2 at no charge. The value of this opinion ($500) has been accounted for as a contribution to capital.

Our officer and director has paid all the accounting costs to date, totaling $2,000 as of March 31, 2009.  Jehu Hand has advanced other corporate costs of $235. These amounts are due on demand and are non interest bearing.

The Company’s common stock is not quoted on any market, but we expect to apply for a listing on the OTC Bulletin Board.  The OTC Bulletin Board does not impose standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence. Mr. Hand does not qualify as an independent director under the NASDAQ Marketplace Rules and those standards applicable to companies trading on NASDAQ.

Specifically, in order to qualify as independent, the director must not:

Item 14.

 Principal Accountant Fees and Services.

Audit Fees

Our principal accountants, The Blackwing Group. LLC, billed us $1,500 for audit of or 2008 financial statements and $500 for  review of our quarterly filings in fiscal 2009.

Audit –related Fees

None.

Tax Fees

None

All other fees

None

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.  Our engagement of the above auditors was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements filed herewith are listed under Item 8. Schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

These are the exhibits filed herewith:

Exhibit Number

Exhibit

3.1.

Articles of Incorporation(1)

3.3

Bylaws(1)

10.1

Stock ption Plan.(1)

10.2

Funding Letter of Learned J. Hand(2)

Exhibit

31

Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. (3)

Exhibit 32,

Certification f the Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. (3)

(1)

Filed with original filing of our Registration Statement on Form SB-2, file number  333-152678

(2)

Filed with Amendment No. 1

(3)

Filed herewith.

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MILLENNIUM PRODUCTS

Date: July 15, 2009

By:

/s/ Learned J. Hand

Learned J. Hand, President (principal executive officer)

         and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the egistrant and in the capacities and on the date indicated.

NEW MILLENNIUM PRODUCTS

Date:

July 15, 2009

By:     /s/ Learned J. Hand

President and Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

New Millennium Products (A Development Stage Company)

300 Market Street, Suite 130-13

Chapel Hill, North Carolina 27516

We have audited the accompanying balance sheet of New Millennium Products (A Development

Stage Company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders’

equity and cash flows from inception (August 22, 2007) through March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting

Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the

Company’s internal control over financial reporting. Accordingly, we express no such opinion.

An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of New Millennium Products as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in

Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Blackwing Group, LLC

Issuing Office: Independence, MO

July 15, 2009

NEW MILLENNIUM PRODUCTS

[A Development Stage Company]

BALANCE SHEETS

ASSETS

March 31

March 1,

2009

2008

Current assets:

Cash

$

3,946

$

481

Total current assets

3,946

481

Total assets

$

3,946

$

481

LIABILITIES AND STOCKHOLDERS’ (EQUITY)

Current liabilities:

Accounts payable-related party

$

2,235

--

Total liabilities

2,235

--

STOCKHOLDERS' DEFICIT:

Preferred Stock, no par value, unlimited

number of shares authorized, 10,800,000 and

no shares issued and outstanding

-

--

Common stock, no par value, unlimited

number of shares authorized,

10,000,000 shares issued and

outstanding

5,250

750

Subscription receivable

(500)

-

Deficit accumulated during

development stage

(3,039)

(269)

Total stockholders' equity (deficit)

(1,711)

481

Total liabilities and stockholders’ equity

$

3,946

$

481

The accompanying notes are an integral part of this financial statement.

NEW MILLENNIUM PRODUCTS

[A Development Stage Company]

STATEMENT OF OPERATIONS

FROM INCEPTION (AUGUST 22, 2007) TO MARCH 31, 2008 AND 2009

AND THE YEARS ENDED MARCH 31, 2009

(Unaudited)

Inception

Inception

(August 22, 2007)

(August 3, 2000)

Year Ended

to

to

March 31, 2008

March 31, 2008

March 31, 2009

REVENUE

$

--

--

$

--

EXPENSES

General and Administrative:

2,770

269

3,039

Total Expenses

2,770

269

3,039

NET LOSS

(2,770)

(269)

$

(1,769)

Basic loss per common share

(.00)

(.00)

$

(.00)

Basic weighted average number of

common shares outstanding

--

10,000,000

--

The accompanying notes are an integral part of this financial statement.

NEW MILLENNIUM PRODUCTS

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY

FROM INCEPTION (OCTOBER 18, 2007) to MARCH 31, 2009

Deficit

Accumulated

During the

Common Stock

Preferred Stock

Development

Subscription

Shareholders’

Shares

Amount

Shares

Amount

Stage

Receivable

Equity

BALANCE,

August 22, 2007

-

$

-

-

$

-

$

-

$

-

$

-

Common stock issued for

  cash August 22, 2007

9,000,000

500

-

-

-

-

500

Common stock issued for

  Incorporation costs

 August 22, 2007

1,000,000

250

-

-

-

-

250

Net loss

-

-

-

-

(269)

-

(269)

BALANCE,

March 31, 2008

10,000,000

$

1

--

$

0

$

(269)

-

$

481

Issuance of Common Stock

  For cash, $.065 per share

800,000

4,000

-

--

--

(500)

3,506

Contribution to Capital

-

500

-

--

--

--

500

Net loss

-

--

--

--

(2,770)

-

(2,770)

BALANCE,

March 31, 2009

10,800,000

$

4,750

-

$

0

$

(3,039)

$

--

$

(1,711)

The accompanying notes are an integral part of this financial statement.

NEW MILLENNIUM PRODUCTS

[A Development Stage Company]

STATEMENT OF CASH FLOWS

FROM INCEPTION (AUGUST 22, 2007) TO MARCH 31, 2008 AND 2009

AND YEAR ENDED MARCH 31, 2009

Inception

Inception

(August 22, 2007)

(August 2, 2007)

Year Ended

to

to

March 31, 2008

March 31, 2008

March 31, 2009

Cash lows from Operating Activities:

Net loss

$

(2,770)

$

(269)

$

(3,039)

Adjustments to reconcile net loss to net cash used

by operating activities:

Changes in operating assets and liabilities

-

--

--

Increase (decrease) in prepaid expenses

-

--

--

Increase in accounts payable

-

--

--

Increase in accounts payable-related party

2,235

--

2,235

Net cash used by operating activities

(535)

(269)

(804)

Cash Flows from Financing Activities:

Proceeds from sale of common stock

3,500

500

4,000

Contribution to Capital

500

-

500

Shares issued for incorporation costs

--

250

250

Net cash provided by financing activities

4,000

750

4,750

Net Increase in Cash

3,465

481

3,941

Cash at Beginning of Period

481

--

--

Cash at End of Period

$

3,946

$

481

$

3,946

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest

$

--

$

-

$

-

Income taxes

$

-

$

-

$

-

Supplemental Schedule of Non-cash Investing and Financing Activities:

None

The accompanying notes are an integral part of this financial statement.

NEW MILLENNIUM PRODUCTS

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2009 and 2008 AND THE PERIOD INCEPTION (AUGUST 22, 2007) to MARCH 31, 2009

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

Advertising Costs - Advertising costs are charged to operations when incurred.  The Company has not yet ncurred any advertising costs.

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 2].  The Company accounts for its plan under the recognition and measurement principles of SFAS 123R, “Share Based Payment” and related Interpretations.  The Company has not issued any stock options or warrants.

Organization Costs - Organization costs, which reflect amounts expended as of December 31, 2007, were xpensed as incurred.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting tandards No. 109 “Accounting for Income Taxes” [See Note 3].

Loss Per Share - The computation of loss per share is based on the weighted average number of shares utstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 6].

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

NEW MILLENNIUM PRODUCTS

 [A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards –

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparison between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. We are currently evaluating the impact that FAS 161 will have on our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and ABP 28-1 is effective for interim reporting periods ending after June 15, 2009, which for the Company is the first quarter of fiscal 2010. It is not believed that, based on the Company’s current corporate structure, FSP FAS 107-1 and ABP 28-1 will have an impact on the Company’s financial position, results of operations or cash flows.

NEW MILLENNIUM PRODUCTS

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2  - CAPITAL STOCK

Common Stock - The Company has authorized an unlimited number of shares of no par value common stock and preferred stock.  In October 2007, in connection with its organization, the Company issued 9,000,000 shares of  common stock for cash of $500 to one individual who is an officers/shareholder of the Company, and issued 1,000,000 shares to the officer/shareholder’s brother for incorporation expenses of $250 advanced by him. I January 2008, a private placement of 800,000 shares at $.005 per share was effected for cash of $3,500 and subscriptions receivable of $500.

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

NOTE 3 - INCOME TAXES

At March 31, 2009 and 2008, the Company’s federal net operating loss carryforwards were approximately $3,039 and $1,769 for which an allowance has been recorded for the full amount due to the uncertainty of realizability.  The Company had a provision for (benefit from) income taxes of $0 for the period from August 22, 2007 through March 31, 2008 and for the year ended March 31, 2009.

NEW MILLENNIUM PRODUCTS

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES - continued

The Financial Accounting Standards Board has published FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.  To the extent interest and penalties would be assessed by taxing authorities of any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations FIN 48 will apply to fiscal years beginning, after December 15, 2007, with earlier adoption permitted.  The Company has completed its evaluation of the effects of FIN 48 and has concluded that the adoption of FIN 48 did not impact the financial statements for the period ended March 31, 2009.

NOTE 4 – RELATED PARTY TRANSACTIONS

An officer and shareholder of the Company is providing a nominal amount of office space to the Company at no cost, and has advanced $2,000 for costs. A brother of this officer has advanced $235. Such amounts are due on demand and non interest bearing. This brother also contributed a legal opinion to the Company, accounted for as additional paid in capital.

Recently Enacted Accounting Standards – In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 became effective as of the beginning of our 2008 fiscal year. The adoption of FAS 157 did not have a significant impact on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 became effective as of the end of our 2007 fiscal year. The adoption of SAB 108 did not have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparison between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

NOTE 2 - CAPITAL STOCK

22